Form 10-Q
period 2018-06-30
Tottenham Acquisition I Ltd
filed 2018-09-06
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38614

TOTTENHAM ACQUISITION I LIMITED
(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit B, 11F On Hing Building 1-9 On Hing Terrance Central, Hong Kong

(Address of principal executive offices)

+852 3998 4852

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of September 5, 2018, 3,108,725 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

TOTTENHAM ACQUISITION I LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOTTENHAM ACQUISITION I LIMITED

Condensed Balance Sheets

As of June 30, 2018

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$44,369	$–
Deferred offering costs	171,364	95,000

TOTAL ASSETS	$215,733	$95,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued liabilities and other payable	$2,051	$–
Amount due to a related party	244,899	97,386

TOTAL LIABILITIES	246,950	97,386

Commitments and contingencies

Stockholder’s deficiency:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,150,000 and 1,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	115	–
Additional paid-in capital	24,885	1
Accumulated deficits	(56,217)	(2,387)

Total stockholders’ deficiency	(31,217)	(2,386)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$215,733	$95,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2018	Six months ended June 30, 2018	Period from November 13, 2017 (inception) through December 31, 2017

Formation, general and administrative expenses	$(15,625)	$(53,830)	$(2,387)

NET LOSS	$(15,625)	$(53,830)	$(2,387)

Basic and diluted weighted average shares outstanding	1,150,000	881,900	130

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(18.36)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2018	Period from November 13, 2017 (inception) through December 31, 2017

Cash flow from operating activities:
Net loss	$(53,830)	$(2,387)

Change in operating assets and liabilities:
Increase in accrued liabilities and other payable	2,051	–
Net cash used in operating activities	(51,779)	(2,387)

Cash flows from financing activities
Net proceeds from a related party	71,148	2,386
Proceed from issuance of ordinary shares	25,000	1
Net cash provided by financing activities	96,148	2,387

NET CHANGE IN CASH	44,369	–

CASH, BEGINNING OF PERIOD	–	–

CASH, END OF PERIOD	$44,369	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred offering costs were paid by a related party	$76,364	$95,000
Repurchase of ordinary shares from a founder shareholder	$1	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Tottenham Acquisition I Limited (the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on November 13, 2017, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “initial business combination”). Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses with primary operations in Asia (with an emphasis in China).

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

As of June 30, 2018, the Company had not commenced any operations. All activity through June 30, 2018 relates to the Company’s formation and the public offering as described below. The Company has selected December 31 as its fiscal year end.

On August 1, 2018, the registration statement (File No. 333-226072) (the “Registration Statement”) relating to the initial public offering (“IPO”) of Tottenham Acquisition I Limited (the “Company”) was declared effective by the Securities and Exchange Commission.

On August 6, 2018, the Company consummated the IPO of 4,600,000 units (the “Units”), which includes the full exercise of the underwriter’s over-allotment option of 600,000 Units. Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. In addition, the Company sold to Chardan, for $100, an option to purchase up to 220,000 units exercisable at $11.50 per unit pursuant to the Unit Purchase Option agreement as set forth in Exhibit 4.3, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement.

As of August 6, 2018, a total of $46,000,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public shareholders. An audited balance sheet as of August 6, 2018 reflecting receipt of the proceeds upon consummation of the IPO and the Private Placement was filed on August 17, 2018.

Pursuant to the Nasdaq listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the trust account balance.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

•	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ from these estimates.

•	Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period. Since there are no ordinary share equivalents outstanding and also because of the Company’s loss position, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods ended June 30, 2018.

•	Deferred offering costs

Deferred offering costs consist of underwriting, legal, printer, registration and other expenses incurred through the balance sheet date that are directly related to the Offering and were charged to additional paid-in capital upon the completion of the Offering.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company has granted Chardan Capital Markets, LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 220,000 Public Units solely to cover overallotments, if any.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors. The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $920,000 (the “Deferred Discount”) of 2.0% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. Chardan Capital Markets, LLC exercised their right to purchase option to purchase up to a total of 220,000 units at $11.50 per unit.

NOTE 4 – PRIVATE PLACEMENT

Upon the consummation of the IPO, Norwich Investment Limited, our sponsor, has purchased from us an aggregate of 200,000 private units at $10.00 per private unit (for a total purchase price of $2,000,000). They also purchased an additional 15,000 Private Units from the Company at a price of $10.00 per Private Unit at the closing of the sale.

The private units are identical to the units sold in this offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees. Additionally, because the private units will be issued in a private transaction, our sponsor and its permitted transferees will be allowed to exercise the private warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, our sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months from the closing of this offering (or 21 months, as applicable) unless we provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, the Company’s Initial Shareholder, Norwich Investment Limited, subscribed for an aggregate of 1,000 of Ordinary Shares (“Founder Shares”) for an aggregate purchase price of $1, or approximately $0.001 per share.

In February 2018, the Company’s Shareholder, Norwich Investment Limited, subscribed for an aggregate of 1,150,000 of Ordinary Shares for an aggregate purchase price of $25,000, or approximately $0.022 per share.

Concurrently, in February 2018, the Company repurchased 1,000 ordinary shares at a consideration of US$1 or US$0.001 per share, from its founder shareholder.

Amount due to a related party

As of June 30, 2018 and December 31, 2017, the Company had a temporary advance of $244,899 and $97,386, respectively from a shareholder for its deferred costs of the Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – STOCKHOLDER’S DEFICIENCY

Preferred shares

The Company is authorized to issue 2,000,000 preferred shares at par $0.0001. There is no specific preferential right associated with this class of share at the time of this filing.

Ordinary shares

The Company is authorized to issue 100,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2017, 1,000 Ordinary Shares were issued and outstanding. On November 13, 2017, 1,000 ordinary shares were issued to Norwich Investment Limited for $1.

On February 12, 2018, the Company issued an aggregate of 1,150,000 ordinary shares to its initial shareholder for an aggregate purchase price of $25,000, or approximately $0.022 per share. Concurrently, on February 12, 2018, the Company repurchased 1,000 ordinary shares at a consideration of US$1 or US$0.001 per share, from its founder shareholder.

As of June 30, 2018, 1,150,000 ordinary shares issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Deferred Underwriter Commission

The Company is obligated to pay the Deferred Discount of 2.5% of the gross Public Offering proceeds, in the amount of $920,000, to the underwriter upon the Company’s consummation of the Business Combination plus two percent (2.0%), or $0.20 per unit, for each unit that is not redeemed by shareholders in connection with the business combination. If the business combination is not consummated, the deferred amount will be forfeited by the underwriters. The underwriters will not be entitled to any interest accrued on the deferred amount.

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 8 – SUBSEQUENT EVENTS

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company has granted Chardan Capital Markets, LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 220,000 Public Units solely to cover over-allotments, if any.

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $920,000 (the “Deferred Discount”) of 2.0% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. Chardan Capital Markets, LLC exercised their right to purchase option to purchase up to a total of 220,000 units at $11.50 per unit.

Concurrently, on August 6, 2018, the Company also issued 215,000 ordinary shares under the private placement of 215,000 private units at $10 per unit, to the Sponsor.

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued, in accordance with ASC Topic 855, “Subsequent Events”.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Tottenham Acquisition I Limited, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on November 13, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although the Company intends to focus on operating businesses in the TMT (Technology, Media, Telecom), education, e-commerce, health-care and consumer goods industries with primary operations in Asia (with an emphasis in China). We intend to utilize cash derived from the proceeds of our initial public offering in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On August 6, 2018, the Company consummated its initial public offering (“IPO”) of 4,600,000 units (the “Units”), which includes the full exercise of the over-allotment option. Each Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,150,000. A total of $46,000,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders.

We will not issue fractional shares. As a result, you must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment as described in this prospectus, to validly exercise your warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to August 6, 2018 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three and six months ended June 30, 2018, we had a net loss of $15,625 and $53,830, respectively, which was comprised of general and administrative expenses. For the period from November 13, 2017 (Inception) to December 31, 2017, we had a net loss of $2,387, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $44,369 and a working capital deficit of $31,217. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the sponsor, monies loaned by the sponsor under a certain unsecured promissory note and advances from the sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on August 6, 2018, we consummated the Initial Public Offering of 4,600,000 Units (which includes the full exercise of the underwriter’s over-allotment option), at a price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 215,000 Private Units, at a price of $10.00 per Unit, generating gross proceeds of $2,150,000.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $46,000,000 was placed in the Trust Account. We incurred $1,500,000 in Initial Public Offering related costs, including $1,000,000 of underwriting fees and $500,000 of Initial Public Offering Costs.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our sponsor, Norwich Investment Limited, an entity affiliated with Jason Wong, a monthly fee of $10,000 for office space and related services provided to the Company.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All activity through June 30, 2018 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market or interest rate risks on June 30, 2018. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 6, 2018, the Company consummated its initial public offering (“IPO”) of 4,600,000 units (the “Units”), which includes the full exercise of the underwriter’s over-allotment option of 600,000 Units. Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive 1/10 of an Ordinary Share at the closing of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,150,000. The net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the IPO. Our sponsor, which purchased all of the Private Units, agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by it in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of the IPO (or 21 months, as applicable), unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our memorandum and articles of association relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of the IPO (or 21 months, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our sponsor agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

As of August 6, 2018, a total of $46,000,000 of the net proceeds from the IPO (including the over-allotment) and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,000,000 in underwriting discounts and commissions (not including the 2.5% deferred underwriting commission payable at the consummation of initial business combination) and approximately $500,000 for other costs and expenses related to our formation and the IPO.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTTENHAM ACQUISITION I LIMITED

By:	/s/ Jason Ma
Jason Ma
Chief Executive Officer (Principal executive officer)

By:	/s/ Felix Wong
Felix Wong
Chief Financial Officer (Principal financial and accounting officer)

Date: September 6, 2018

