Form 10-Q/A
period 2018-06-30
Tottenham Acquisition I Ltd
filed 2018-09-18
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of September 5, 2018, 5,965,000 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

This amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is being filed with the Securities and Exchange Commission by Tottenham Acquisition I Limited solely to correct the number of outstanding shares on the cover page. Except as described above, no other changes have been made to the 10-Q.

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

Date: September 18, 2018

