Form 10-Q
period 2018-09-30
Tottenham Acquisition I Ltd
filed 2018-11-13
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

+852 3998 4852

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of November 7, 2018, 5,965,000 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

TOTTENHAM ACQUISITION I LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOTTENHAM ACQUISITION I LIMITED

Condensed Balance Sheets

As of September 30, 2018

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$709,997	$–
Cash held in escrow	46,045	–
Prepayments	66,704	–
Deferred offering cost	–	95,000
Total Current Assets	822,746	95,000

Cash and investments held in trust account	46,124,139	–

TOTAL ASSETS	$46,946,885	$95,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$233	$–
Amount due to related party	57,007	97,386
Total Current Liabilities	57,240	97,386

Deferred underwriting compensation	1,840,000	–

TOTAL LIABILITIES	1,897,240	97,386

Commitments and contingencies
Ordinary shares, subject to conversion: 4,046,507 shares (at conversion value of $10.00 per share)	40,465,070	–

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,918,493 and 1,000 shares issued and outstanding (excluding 4,046,507 shares subject to conversion)	192	–
Additional paid-in capital	4,589,273	1
Accumulated other comprehensive income	123,950	–
Accumulated deficits	(128,840)	(2,387)

Total Shareholders’ Equity (Deficiency)	4,584,575	(2,386)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,946,885	$95,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30, 2018	Nine months ended September 30, 2018	Period from November 13, 2017 (inception) through December 31, 2017

Formation, general and administrative expenses	$(73,144)	$(126,649)	$(2,387)

Total operating expenses	(73,144)	(126,649)	(2,387)

Other income
Interest income	194	196	–

NET LOSS	$(72,950)	$(126,453)	$(2,387)

Other comprehensive income:
Unrealized gain on available held for sale securities, net of tax	123,950	123,950	–

COMPREHENSIVE INCOME (LOSS)	$51,000	$(2,503)	$(2,387)

Basic and diluted weighted average shares outstanding	1,617,778	1,130,870	130

Basic and diluted net loss per share	$(0.05)	$(0.11)	$(18.36)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2018	Period from November 13, 2017 (inception) through December 31, 2017
Cash flow from operating activities
Net loss	$(126,453)	$(2,387)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(189)	–
Change in operating assets and liabilities:
Increase in prepayments	(66,704)	–
Increase in accrued liabilities	233	–
Cash used in operating activities	(193,113)	(2,387)

Cash flows from investing activities
Proceeds deposited in Trust Account	(46,000,000)	–
Net cash used in investing activities	(46,000,000)	–

Cash flows from financing activities
Proceeds from sale of ordinary shares to related party	25,000	2,387
Proceeds from public offering	46,000,000	–
Proceeds from private placements to related party	2,150,000	–
Payment of offering costs	(1,225,845)	–
Net cash provided by financing activities	46,949,155	2,387

NET CHANGE IN CASH AND RESTRICTED CASH	756,042	–

Cash and restricted cash, beginning of period	–	–

Cash and restricted cash, end of period	$756,042	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred offering costs were paid by a related party	$189,929	$95,000
Repurchase of ordinary shares from a founder shareholder	$1	$–
Accrued underwriting compensation	$1,840,000	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Tottenham Acquisition I Limited (the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on November 13, 2017, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses with primary operations in Asia (with an emphasis in China).

As of September 30, 2018, the Company had not commenced any operations. All activities through September 30, 2018 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 1, 2018. The Company consummated the Public Offering on August 6, 2018 of 4,600,000 units at $10.00 per unit (the “Public Units’). Concurrently with the Public Offering, the Company sold to Norwich Investment Limited (the “Sponsor”) 215,000 private units at a price of $10.00 per unit and sold to Chardan Capital Markets LLC for $100 an option to purchase 220,000 units at an exercise price of $11.50 per unit. The Company received net proceeds of approximately $46,000,000 (which includes deferred underwriting commissions of $1,840,000).

Trust Account

Upon the closing of the Public Offering and the private placement, $46,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s Business Combination and (ii) the Company’s failure to consummate a Business Combination within 18 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for our Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company currently anticipates structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses.

The Company may, however, structure a Business Combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding common shares of the Company voted are voted in favor of the Business Combination.

Liquidation

If the Company does not complete a Business Combination within 12 months from the consummation of this offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its Business Combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for the Company to consummate our Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Warrants and Rights (as defined in Note 3) will expire and will be worthless.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

•	Basis of Presentation

These accompanying unaudited consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

•	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

•	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2018.

•	Cash Held in Escrow

As of September 30, 2018, $46,045 from the proceeds of the private placement was held in escrow to fund future professional fees, the fund is available for the Company’s use anytime and will be released to the Company no later than December 31, 2018.

The Company adopted Accounting Standard Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”, during the first quarter of 2018. This ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.

•	Cash and Investments Held in Trust Account

At September 30, 2018, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

•	Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, 4,046,507 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

•	Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

•	Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to Sponsor are estimated to approximate the carrying values as of September 30, 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2018	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,123,798	$46,123,798	$–	$–

*included in cash and investments held in trust account on the Company’s balance sheet.

•	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of common shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Shares of common stock subject to possible conversion at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary is contingent upon the occurrence of future events.

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

NOTE 3 — CASH HELD IN ESCROW

As of September 30, 2018, $46,045 from the proceeds of the private placement was held in escrow to fund future professional fees. The fund is available for the Company’s use anytime and will be released to the Company no later than December 31, 2018.

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2018, investment securities in the Company’s Trust Account consisted of $46,123,798 in United States Treasury Bills and $341 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2018 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2018 is as follows:

	Carrying Value as of September 30, 2018 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2018 (unaudited)

Available-for-sale marketable securities
U.S. Treasury Securities	$45,999,848	$123,950	$46,123,798

NOTE 5 — PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the “Warrants”), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of a Business Combination, and one right (the “Rights”). Each Warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share, and each ten Rights entitle the holder thereof to receive one ordinary share at the closing of a Business Combination. The Company will not issue fractional shares. As a result, a holder must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, to validly exercise the Public Warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of a holder’s rights upon closing of a Business Combination.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Warrants and Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of a Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $1,840,000 (the “Deferred Discount”) of 4.0% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. In addition, pursuant to our agreement with the underwriters, the amount of Deferred Discount payable to Chardan will be reduced by $0.20 (2.0%) for each unit that is redeemed by shareholders in connection with a Business Combination.

On August 6, 2018, Chardan Capital Markets, LLC acquired an option to purchase up to a total of 220,000 units at $11.50 per unit for $100.

As of September 30, 2018, no options were exercised.

NOTE 6 – PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Company consummated a private placement of (i) 215,000 private units, at $10.00 per unit, purchased by the Sponsor.

The private units are identical to the units sold in this offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis.

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, the Company’s Initial Shareholder, Norwich Investment Limited, subscribed for an aggregate of 1,000 of Ordinary Shares (“Founder Shares”) for an aggregate purchase price of $1, or approximately $0.0001 per share.

In February 2018, the Company’s Shareholder, Norwich Investment Limited, subscribed for an aggregate of 1,150,000 of Ordinary Shares for an aggregate purchase price of $25,000, or approximately $0.022 per share. Concurrently, in February 2018, the Company repurchased 1,000 ordinary shares at a consideration of US$1 or US$0.0001 per share, from its founder shareholder.

NOTE 8 – SHAREHOLDER’S EQUITY

Preferred shares

The Company is authorized to issue 2,000,000 preferred shares at par $0.0001. There is no specific preferential right associated with this class of share at the time of this filing.

Ordinary shares

The Company is authorized to issue 100,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

On August 6, 2018, the Company issued 215,000 ordinary shares under the private placement of 215,000 private units at $10 per unit, to the Sponsor.

On August 6, 2018, the Company issued 5,950,000 ordinary shares of which 4,046,507 shares are subject to possible redemption.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Deferred Underwriter Compensation

The Company is committed to pay the Deferred Discount of 4.0% of the gross offering proceeds, in the amount of $1,840,000 of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination. Pursuant to our agreement with the underwriters, the amount of Deferred Discount payable to Chardan will be reduced by $0.20 (2.0%) for each unit that is redeemed by shareholders in connection with a Business Combination.

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Overview

We were formed on November 13, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although the Company intends to focus on operating businesses in the TMT (Technology, Media, Telecom), education, e-commerce, health-care and consumer goods industries with primary operations in Asia (with an emphasis in China). We intend to utilize cash derived from the proceeds of our initial public offering in effecting our Business Combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a Business Combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On August 6, 2018, the Company consummated its initial public offering (“IPO”) of 4,600,000 units (the “Units”), which includes the full exercise of the over-allotment option. Each Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of a Business Combination. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,150,000. A total of $46,000,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders.

We will not issue fractional shares. As a result, you must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment as described in this prospectus, to validly exercise your warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a Business Combination.

As of September 30, 2018, a total of $46,124,139 was held in a trust account established for the benefit of the Company’s public shareholders, which included $46,000,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Results of Operations

Our entire activity from inception up to August 6, 2018 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three and nine months ended September 30, 2018, we had a net loss of $72,950 and $126,453, respectively, which was comprised of general and administrative expenses. For the period from November 13, 2017 (Inception) to December 31, 2017, we had a net loss of $2,387, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $709,997 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the Business Combination.

On August 6, 2018, we consummated the IPO of 4,600,000 Units (which includes the full exercise of the underwriter’s over-allotment option), at a price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 215,000 Private Units, at a price of $10.00 per Unit, generating gross proceeds of $2,150,000.

Following the IPO and the exercise of the over-allotment option, a total of $46,000,000 was placed in the Trust Account. We incurred approximately $1,590,000 in IPO related costs, including $1,150,000 of underwriting fees and approximately $440,000 of IPO Costs.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $189,929, which were repaid upon our IPO and not outstanding as of September 30, 2018, and the remaining net proceeds from our IPO and Private Placement.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our Business Combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our Business Combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 6, 2018, the Company consummated its IPO of 4,600,000 units (the “Units”), which includes the full exercise of the underwriter’s over-allotment option of 600,000 Units. Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive 1/10 of an Ordinary Share at the closing of the Company’s Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,150,000. The net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders.

The Private Units are identical to the units sold in the IPO. Our Sponsor, which purchased all of the Private Units, agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by it in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 12 months from the consummation of the IPO (or 21 months, as applicable), unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed Business Combination (or sell any shares they hold to us in a tender offer in connection with a proposed Business Combination) or a vote to amend the provisions of our memorandum and articles of association relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 12 months from the consummation of the IPO (or 21 months, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a Business Combination is not consummated. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our Business Combination.

As of August 6, 2018, a total of $46,000,000 of proceeds from the IPO (including the over-allotment) and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,150,000 in underwriting discounts and commissions (not including the 4.0% deferred underwriting commission payable at the consummation of Business Combination) and approximately $440,000 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

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

Date: November 13, 2018

