Form 10-Q
period 2019-03-31
Tottenham Acquisition I Ltd
filed 2019-05-03
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

As of May 2, 2019, 5,965,000 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

TOTTENHAM ACQUISITION I LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOTTENHAM ACQUISITION I LIMITED

Condensed Balance Sheets

As of March 31, 2019

(Unaudited)

	March 31, 2019	December 31, 2018
		(Audited)
ASSETS
Current assets:
Cash	$648,537	$743,783
Prepayments	26,682	46,693

Total Current Assets	675,219	790,476
Cash and investments held in trust account	46,648,255	46,370,520

TOTAL ASSETS	$47,323,474	$47,160,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$60,058	$115,233
Amount due to related party	139,571	107,007

Total Current Liabilities	199,629	222,240
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	2,039,629	2,062,240

Commitments and contingencies
Ordinary shares, subject to conversion: 3,972,403 and 3,977,835 shares (at conversion value of $10.14 and $10.08 per share) as of March 31, 2019 and December 31, 2018, respectively	40,283,844	40,098,755

Shareholders’ Equity: Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,992,597 and 1,987,165 shares issued and outstanding (excluding 3,972,403 and 3,977,835 shares subject to conversion)	200	199
Additional paid-in capital	4,770,491	4,955,581
Accumulated other comprehensive income	304,914	27,179
Retained earnings (accumulated deficit)	(75,604)	17,042

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,323,474	$47,160,996

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
	2019	2018

Formation, general and administrative expenses	$(92,663)	$(38,205)

Total operating expenses	(92,663)	(38,205)

Other income
Interest income	17	–

Loss before income taxes	(92,646)	(38,205)

Income taxes	–	–

NET LOSS	(92,646)	(38,205)

Other comprehensive income:
Unrealized gain on available held for sale securities	277,735	–

COMPREHENSIVE INCOME (LOSS)	$185,089	$(38,205)

Basic and diluted weighted average shares outstanding	1,992,597	613,800

Basic and diluted net loss per share	$(0.05)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Changes in Shareholders’ Equity (Deficiency)

(Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total shareholders’ equity
	No. of shares	Amount
Balance as of January 1, 2018	1,000	$–	$1	$–	$(2,387)	$(2,386)
Repurchase of ordinary shares by the Initial Shareholder	(1,000)	–	(1)	–	–	(1)
Issuance of ordinary shares to the Initial Shareholder	1,150,000	115	24,885	–	–	25,000
Net loss for the period	–	–	–	–	(38,205)	(38,205)
Balance as of March 31, 2018	1,150,000	$115	$24,885	$–	$(40,592)	$(15,592)
Balance as of January 1, 2019	1,987,165	$199	$4,955,581	$27,179	$17,042	$5,000,001
Change in fair value of ordinary shares subject to possible conversion	5,432	1	(185,090)	–	–	(185,089)
Unrealized holding gain on available-for-sales securities	–	–	–	277,735	–	277,735
Net loss for the period	–	–	–	–	(92,646)	(92,646)
Balance as of March 31, 2019	1,992,597	$200	$4,770,491	$304,914	$(75,604)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flow from operating activities
Net loss	$(92,646)	$(38,205)
Adjustments to reconcile net loss to net cash used in operating activities

Change in operating assets and liabilities:
Decrease in prepayments	20,011	–
(Decrease) increase in accrued liabilities	(55,175)	25,683
Increase in amount due to related party	32,564	–

Cash used in operating activities	(95,246)	(12,522)

Cash flows from financing activities
Proceeds from a related party	–	50,322
Proceeds from sale of ordinary shares to related party	–	25,000

Net cash provided by financing activities	–	75,322

NET CHANGE IN CASH	(95,246)	62,800

Cash, beginning of period	743,783	–

Cash, end of period	$648,537	$62,800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on Trust Account	$277,735	$–
Changes in ordinary shares subject to conversion	$185,089	$–
Deferred offering costs were paid by a related party	$–	$13,632
Repurchase of ordinary shares from a founder shareholder	$–	$1

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

As of March 31, 2019, the Company had not commenced any operations. All activities through March 31, 2019 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2019.

Cash and Investments Held in Trust Account

At March 31, 2019, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “ Distinguishing Liabilities from Equity .” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2019, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 3,972,403 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering ”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,647,193	$46,647,193	$–	$–

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2019, investment securities in the Company’s Trust Account consisted of $46,647,193 in United States Treasury Bills and $1,062 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2019 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2019 is as follows:

	Carrying Value as of March 31, 2019 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2019 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$46,342,279	$304,914	$46,647,193

	Carrying Value as of December 31, 2018	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018

Available-for-sale marketable securities:
U.S. Treasury Securities	$46,342,279	$27,179	$46,369,458

NOTE 4 — PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one warrant (the “Public Warrant”) entitling its holder to purchase one-half of one Public Share at a price of $11.50 per whole share, and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company sold to Chardan, for $100, an option to purchase up to 220,000 units exercisable at $11.50 per unit pursuant to the Unit Purchase Option agreement, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement. As of March 31, 2019, no options were exercised.

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

As of March 31, 2019, no options were exercised.

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

Related Party Payables

At March 31, 2019 and December 31, 2018, the Company had related party payable to Initial Shareholder in the amount of $139,571 and $107,007, respectively. This payable is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from August 2, 2018, to pay Norwich Investment Limited, its Initial Shareholder, a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s initial business combination or the liquidation of the trust account to public shareholders.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

As of March 31, 2019 and December 31, 2018, 1,992,597 and 1,987,165 ordinary shares issued and outstanding excluding 3,972,403 and 3,977,835 shares are subject to possible conversion, respectively.

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

As of March 31, 2019, a total of $46,648,255 was held in a trust account established for the benefit of the Company’s public shareholders, which included $46,000,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and subsequent interest income.

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

For the quarter ended March 31, 2019, we had a net income of $185,089, which consisted of operating expenses offset by interest income from our trust account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $648,537 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the Business Combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $189,929, which were repaid upon our IPO and not outstanding as of March 31, 2019, and the remaining net proceeds from our IPO and Private Placement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: May 3, 2019

