Form 10-Q
period 2019-06-30
Tottenham Acquisition I Ltd
filed 2019-08-13
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

+852 3998 4852

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $.0001 per share, one Redeemable Warrant to acquire one-half of one Ordinary Share, and one Right to acquire one-tenth (1/10) of an Ordinary Share	TOTAU	NASDAQ Capital Market
Ordinary Shares	TOTA	NASDAQ Capital Market
Warrants	TOTAW	NASDAQ Capital Market
Rights	TOTAR	NASDAQ Capital Market

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

As of August 12, 2019, 5,965,000 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

TOTTENHAM ACQUISITION I LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOTTENHAM ACQUISITION I LIMITED

Condensed Balance Sheets

As of June 30, 2019

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$536,609	$743,783
Prepayments	6,670	46,693

Total Current Assets	543,279	790,476
Cash and investments held in trust account	46,925,519	46,370,520

TOTAL ASSETS	$47,468,798	$47,160,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$4,103	$115,233
Amount due to related party	169,571	107,007

Total Current Liabilities	173,674	222,240
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	2,013,674	2,062,240

Commitments and contingencies
Ordinary shares, subject to conversion: 3,965,722 and 3,977,835 shares (at conversion value of $10.20 and $10.08 per share) as of June 30, 2019 and December 31, 2018, respectively	40,455,123	40,098,755

Shareholders’ Equity: Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,999,278 and 1,987,165 shares issued and outstanding (excluding 3,965,722 and 3,977,835 shares subject to conversion)	200	199
Additional paid-in capital	4,599,212	4,955,581
Accumulated other comprehensive income	246,264	27,179
Retained earnings	154,325	17,042

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,468,798	$47,160,996

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Formation, general and administrative expenses	$(105,998)	$(15,625)	$(198,661)	$(53,830)

Total operating expenses	(105,998)	(15,625)	(198,661)	(53,830)

Other income
Interest income	335,927	–	335,944	–

Profit (loss) before income taxes	229,929	(15,625)	137,283	(53,830)

Income taxes	–	–	–	–

NET INCOME (LOSS)	229,929	(15,625)	137,283	(53,830)

Less: income attributable to ordinary shares subject to conversion	289,429	–	289,429	–

Net loss attributable to Tottenham Acquisition I Limited	$(59,500)	$(15,625)	$(152,146)	$(53,830)

Net Income (Loss)	$229,929	$(15,625)	$137,283	$(53,830)

Other comprehensive (loss) income:
Unrealized gain on available held for sale securities	(58,650)	–	219,085	–

COMPREHENSIVE INCOME (LOSS)	$171,279	$(15,625)	$356,368	$(53,830)

Basic and diluted weighted average shares outstanding	1,999,278	1,150,000	1,999,278	881,900

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Changes in Shareholders’ Equity (Deficiency)

(Unaudited)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholder’s
	No. of Shares	Amount	capital	income	deficit)	equity

Balance as of January 1, 2018	1,000	$–	$1	$–	$(2,387)	$(2,386)
Repurchase of ordinary shares by the Initial Shareholder	(1,000)	–	(1)	–	–	(1)
Issuance of ordinary shares to the Initial Shareholder	1,150,000	115	24,885	–	–	25,000
Net loss for the period	–	–	–	–	(38,205)	(38,205)
Balance as of March 31, 2018	1,150,000	$115	$24,885	$–	$(40,592)	$(15,592)
Net loss for the period	–	–	–	–	(15,625)	(15,625)
Balance as of June 30, 2018	1,150,000	$115	$24,885	$–	$(56,217)	$(31,217)
Balance as of January 1, 2019	1,987,165	$199	4,955,581	$27,179	$17,042	$5,000,001
Change in fair value of ordinary shares subject to possible conversion	5,432	1	(185,090)	–	–	(185,089)
Unrealized holding gain on available-for-sales securities	–	–	–	277,735	–	277,735
Net loss for the period	–	–	–	–	(92,646)	(92,646)
Balance as of March 31, 2019	1,992,597	200	4,770,491	304,914	(75,604)	5,000,001
Change in fair value of ordinary shares subject to possible conversion	6,681	–	(171,279)	–	–	(171,279)
Realized holding gain on available-for-sales securities	–	–	–	(335,721)	–	(335,721)
Unrealized holding gain on available-for-sales securities	–	–	–	277,071	–	277,071
Net income for the period	–	–	–	–	229,929	229,929
Balance as of June 30, 2019	1,999,278	$200	$4,599,212	$246,264	$154,325	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2019	2018

Cash flow from operating activities
Net income (loss)	$137,283	$(53,830)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(335,914)	–
Change in operating assets and liabilities:
Decrease in prepayments	40,023	–
(Decrease) increase in accrued liabilities	(111,130)	2,051

Cash used in operating activities	(269,738)	(51,779)

Cash flows from financing activities
Proceeds from a related party	62,564	71,148
Proceeds from sale of ordinary shares to related party	–	25,000

Net cash provided by financing activities	62,564	96,148

NET CHANGE IN CASH	(207,174)	44,369

Cash, beginning of period	743,783	–

Cash, end of period	$536,609	$44,369

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on Trust Account	$219,085	$–
Changes in ordinary shares subject to conversion	$356,368	$–
Deferred offering costs and expenses paid by a related party	$62,564	$76,364
Repurchase of ordinary shares from a founder shareholder	$–	$1

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

As of June 30, 2019, the Company had not commenced any operations. All activities through June 30, 2019 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end.

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

Liquidation

If the Company does not complete a business combination within 12 months from the consummation of the initial public offering, it will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the effective date of the Registration Statement, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $460,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2019.

Cash and Investments Held in Trust Account

At June 30, 2019, the assets held in the Trust Account are held in cash and US Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2019, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 3,965,722 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,925,116	$46,925,116	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,369,458	$46,369,458	$–	$–

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2019, investment securities in the Company’s Trust Account consisted of $46,925,116 in United States Treasury Bills and $403 in cash. As of December 31, 2018, investment securities in the Company’s Trust Account consisted of $46,369,458 in United States Treasury Bills and $1,062 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2019 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2019 and December 31, 2018 are as follows:

	Carrying Value as of June 30, 2019 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2019 (unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,678,852	$246,264	$46,925,116

	Carrying Value as of December 31, 2018 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018 (unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,342,279	$27,179	$46,369,458

NOTE 4 — PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one warrant (the “Public Warrant”) entitling its holder to purchase one-half of one Public Share at a price of $11.50 per whole share, and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company sold to Chardan, for $100, an option to purchase up to 220,000 units exercisable at $11.50 per unit pursuant to the Unit Purchase Option agreement, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement. As of June 30, 2019, no options were exercised.

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

As of June 30, 2019, no options were exercised.

NOTE 5 – PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Company consummated a private placement of (i) 200,000 Private Units, at $10.00 per unit, purchased by the Sponsor.

Simultaneously with the sale of the Over-Allotment Units, the Company consummated a private placement of 15,000 Private Units, at $10.00 per unit, purchased by the Sponsor.

The Private Units are identical to the units sold in the initial public offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis.

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, the Company’s Initial Shareholder, Norwich Investment Limited (“Norwich”), subscribed for an aggregate of 1,000 of Ordinary Shares (“Founder Shares”) for an aggregate purchase price of $1, or approximately $0.0001 per share. In February 2018, the Company’s Shareholder, Norwich subscribed for an aggregate of 1,150,000 of Ordinary Shares for an aggregate purchase price of $25,000, or approximately $0.022 per share. Concurrently, in February 2018, the Company repurchased 1,000 ordinary shares at a consideration of $1 or $0.0001 per share, from its Initial Shareholder.

Related Party Payables

At June 30, 2019 and December 31, 2018, the Company had related party payable to Initial Shareholder in the amount of $169,571 and $107,007, respectively. This payable is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from August 2, 2018, to pay Norwich, its Initial Shareholder, a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s initial business combination or the liquidation of the trust account to public shareholders.

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

As of June 30, 2019 and December 31, 2018, 1,999,278 and 1,987,165 ordinary shares issued and outstanding excluding 3,965,722 and 3,977,835 shares are subject to possible conversion, respectively.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2018	$–
Other comprehensive income before reclassifications	–
Amounts reclassified from AOCI into interest income	–
Net current period other comprehensive income	–
Balance as of March 31, 2018	–
Other comprehensive income before reclassifications	–
Amounts reclassified from AOCI into interest income	–
Net current period other comprehensive income	–
Balance as of June 30, 2018	$–

Available-for-sale securities
Balance as of January 1, 2019	$27,179
Other comprehensive income before reclassifications	277,735
Amounts reclassified from AOCI into interest income	–
Net current period other comprehensive income	277,735
Balance as of March 31, 2019	304,914
Other comprehensive income before reclassifications	277,071
Amounts reclassified from AOCI into interest income	(335,721)
Net current period other comprehensive income	(58,650)
Balance as of June 30, 2019	$246,264

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

NOTE 9 – SUBSEQUENT EVENTS

On July 23, 2019, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

We will not issue fractional shares. As a result, you must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment, to validly exercise your warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a Business Combination.

As of June 30, 2019, a total of $46,925,519 was held in a trust account established for the benefit of the Company’s public shareholders, which included $46,000,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Recent Developments

On July 23, 2019, we issued unsecured promissory note in the aggregate principal amount of $460,000 to Norwich Investment Limited, the Company’s initial public offering sponsor (“Norwich”) in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The promissory note does not bear interest and mature upon closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

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

For the quarter ended June 30, 2019, we had a net income of $137,283, which consisted of operating expenses offset by interest income from our trust account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $536,609 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the Business Combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $189,929, which were repaid upon our IPO and not outstanding as of June 30, 2019, and the remaining net proceeds from our IPO and Private Placement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: August 13, 2019

