Form 10-K
period 2019-12-31
Tottenham Acquisition I Ltd
filed 2020-03-24
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

At June 30, 2019, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $60,843,000.

The number of shares outstanding of the Registrant’s ordinary shares as of March 17, 2020 was 5,965,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOTTENHAM ACQUISITION I LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2019

i

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Recent Developments

On January 21, 2020, the Company issued the third unsecured promissory note in the aggregate principal amount of $460,000 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

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

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). As the date of this Report, we have extended three times the period of time to consummate a business combination until May 6, 2020. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC simultaneously with the closing of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $460,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

Automatic Liquidation if No Business Combination

If we do not complete a business combination within 12 months from the consummation of the IPO, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). As the date of this Report, we have extended three times the period of time to consummate a business combination until May 6, 2020. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $460,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

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

ITEM 4.                    MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PU4.RCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “TOTAU” on August 2, 2018. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on August 27, 2018, under the symbols “TOTA”, “TOTAW” and “TOTAR”, respectively.

Holders of Record

At March 17, 2019, there were 5,965,000 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2019, a total of $48,300,233 was held in a trust account established for the benefit of the Company’s public shareholders, which included $46,000,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and subsequent interest income.

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

On January 21, 2020, the Company issued the third unsecured promissory note in the aggregate principal amount of $460,000 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. As the date of this Report, we have extended three times the period of time to consummate a business combination until May 6, 2020.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

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

For the year ended December 31, 2019, we had a net income of $268,703, which consisted of operating expenses offset by interest income from our trust account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

Liquidity and Capital Resources

As of December 31, 2019, we had cash outside our trust account of $429,447 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the business combination. Our management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due for at least one year from the issuance date of this report.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $189,929, which were repaid upon our IPO and not outstanding as of December 31, 2019, and the remaining net proceeds from our IPO and Private Placement.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2019 and 2018.

Cash and Investments Held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account are held in cash and US Treasury securities.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 3,859,050 and 3,977,835 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2019 and 2018due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,298,955	$48,298,955	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,369,458	$46,369,458	$–	$–

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary is contingent upon the occurrence of future events.

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

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION

None.

part III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 17, 2020.

Name	Age	Position
Jason Ma	47	Chairman, Chief Executive Officer and Director
Felix Wong	54	Chief Financial Officer and Director
Satoshi Tominaga	41	Director
Albert Lyu	41	Director
Estela Kuo	57	Director

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held one meetings during 2019.

The members of the Audit Committee are Satoshi Tominaga, Albert Lyu and Estela Kuo, each of whom is an independent director under NASDAQ’s listing standards. Albert Lyu is the Chairperson of the audit committee. The Board has determined that both Albert Lyu qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Compensation Committee held one meeting during 2019.

The members of the Nominating Committee are Satoshi Tominaga, Albert Lyu and Estela Kuo, each of whom is an independent director under NASDAQ’s listing standards. Estela Kuo is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held one meeting during 2019.

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

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 17, 2020.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 17, 2020 and the rights are not convertible within 60 days of March 17, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Jason Ma	30,000	*
Felix Wong	30,000	*
Satoshi Tominaga	25,000	*
Albert Lyu	25,000	*
Estela Kuo	25,000	*
Norwich Investment Limited	1,230,000	20.62%
Oxford Asset Management LLP (2)	335,000	5.62%
Polar Asset Management Partners Inc.(3)	562,000	9.42%
Karpus Investment Management (4)	365,525	6.1%
Basso SPAC Fund LLC(5)	301,630	5.06%
Basso Management, LLC(5)	301,630	5.06%
Basso Capital Management, L.P.(5)	301,630	5.06%
Basso GP, LLC(5)	301,630	5.06%
Howard I. Fischer(5)	301,630	5.06%
Mizuho Financial Group, Inc.(6)	467,159	7.8%
Karpus Investment Management(7)	403,050	6.8%
Periscope Capital Inc.	331,400	5.6%
All directors and executive officers as a group (5 individuals)	135,000	2.26%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is Unit 902, 9/F, Lucky Building, 39 Wellington Street, Central, Hong Kong.

(2)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW.

(3)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(4)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 183 Sully's Trail, Pittsford, New York 14534.

(5)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. Basso Management, LLC is the manager of Basso SPAC Fund LLC (“Basso SPAC”). Basso Capital Management, L.P. (“BCM”) serves as the investment manager of Basso SPAC. Basso GP, LLC (“Basso GP”) is the general partner of BCM. Mr. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of BCM, and a member of each of Basso Management, LLC and Basso GP. Accordingly, each of Basso Management, LLC, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the Shares reported herein.

(6)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is –5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534. Karpus Management, Inc., d/b/a Karpus Investment Management (“KIM”), is an investment advisor in accordance with §240.13d-1(b)(1)(ii)(E). Accounts managed by KIM (the “Accounts”) have the right to receive all dividends from, and any proceeds from the sale of the shares. None of the Accounts has an interest in shares constituting more than 5% of the shares outstanding.

(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. Periscope Capital Inc. (“Periscope”) acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”).

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

Simultaneously with the closing of the IPO, the Company consummated a private placement with certain of its initial shareholders of 215,000 units at a price of $10.00 per Private Unit, generating total proceeds of $2,150,000.

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

On January 21, 2020, the Company issued the third unsecured promissory note in the aggregate principal amount of $460,000 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, or Friedman, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and 2018 totaled approximately $60,000 and $85,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman for consultations concerning financial accounting and reporting standards during the year ended December 31, 2019 and 2018.

Tax Fees. We did not pay Friedman for tax planning and tax advice for the year ended December 31, 2019 and 2018.

All Other Fees. We did not pay Friedman for other services for the year ended December 31, 2019 and 2018.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.                     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable
(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 1, 2018, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2018)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2018)

4.5	Warrant Agreement, dated August 1, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2018)

4.6	Rights Agreement, dated August 1, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

4.7	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 7, 2018)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.2	Investment Management Trust Account Agreement, dated August 1, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.3	Stock Escrow Agreement, dated August 1, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.4	Registration Rights Agreement, dated August 1, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

10.6	Promissory Note in the principal amount of $460,000 dated July 23, 2019

10.7	Promissory Note in the principal amount of $460,000 dated October 25, 2019

10.8	Promissory Note in the principal amount of $460,000 dated January 21, 2020

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTTENHAM ACQUISITION I LIMITED

Dated: March 24, 2020	By:	/s/ Jason Ma
	Name:	Jason Ma
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Ma	Chief Executive Officer (Principal executive officer) and Director	March 24, 2020
Jason Ma

/s/ Felix Wong	Chief Financial Officer (Principal financial and accounting officer) and Director	March 24, 2020
Felix Wong

/s/ Satoshi Tominaga	Director	March 24, 2020
Satoshi Tominaga

/s/ Albert Lyu	Director	March 24, 2020
Albert Lyu

/s/ Estela Kuo	Director	March 24, 2020
Estela Kuo

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 1, 2018, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2018)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2018)

4.5	Warrant Agreement, dated August 1, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2018)

4.6	Rights Agreement, dated August 1, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

4.7	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 7, 2018)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.2	Investment Management Trust Account Agreement, dated August 1, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.3	Stock Escrow Agreement, dated August 1, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.4	Registration Rights Agreement, dated August 1, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2018)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

10.6	Promissory Note in the principal amount of $460,000 dated July 23, 2019

10.7	Promissory Note in the principal amount of $460,000 dated October 25, 2019

10.8	Promissory Note in the principal amount of $460,000 dated January 21, 2020

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 5, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTTENHAM ACQUISITION I LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tottenham Acquisition I Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tottenham Acquisition I Limited (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive income, changes in shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2019 and 2018 and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tottenham Acquisition I Limited. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Friedman LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 24, 2020

TOTTENHAM ACQUISITION I LIMITED

BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash	$429,447	$743,783
Prepayments	47,542	46,693

Total Current Assets	476,989	790,476
Cash and investments held in trust account	48,300,233	46,370,520

TOTAL ASSETS	$48,777,222	$47,160,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$107,358	$115,233
Promissory note payable to related party	920,000	–
Amount due to related party	389,645	107,007

Total Current Liabilities	1,417,003	222,240
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	3,257,003	2,062,240

Commitments and contingencies
Ordinary shares, subject to conversion: 3,859,050 and 3,977,835 shares (at conversion value of $10.50 and $10.08 per share) as of December 31, 2019 and 2018, respectively	40,520,218	40,098,755

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,105,950 and 1,987,165 shares issued and outstanding (excluding 3,859,050 and 3,977,835 shares subject to conversion)	211	199
Additional paid-in capital	4,534,106	4,955,581
Accumulated other comprehensive income	179,939	27,179
Retained earnings	285,745	17,042

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,777,222	$47,160,996

The accompanying notes are an integral part of the unaudited financial statements.

TOTTENHAM ACQUISITION I LIMITED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended
	2019	2018

Formation, general and administrative expenses	$(588,302)	$(323,944)

Total operating expenses	(588,302)	(323,944)

Other income
Interest income	857,005	343,373

Income before income taxes	268,703	19,429

Income taxes	–	–

NET INCOME	268,703	19,429

Less: income attributable to ordinary shares subject to conversion	718,918	296,740

Net loss attributable to Tottenham Acquisition I Limited	$(450,215)	$(277,311)

NET INCOME	$286,703	$19,429

Other comprehensive income:
Unrealized gain on available-for-sale debt securities	152,760	27,179

COMPEHENSIVE INCOME	$421,463	$46,608

Basic and diluted weighted average shares outstanding (1)	2,105,950	1,357,240

Basic and diluted net loss per share (2)	$(0.21)	$(0.20)

(1)	Excludes an aggregate of up to 3,859,050 and 3,977,835 shares subject to conversion at December 31, 2019 and 2018, respectively.

(2)	Basic and diluted net loss per share excludes interest income attributable to ordinary shares subject to conversion of ($0.21) and ($0.20) for the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the unaudited financial statements.

TOTTENHAM ACQUISITION I LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	For the year ended December 31, 2019
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2019	1,987,165	$199	$4,955,581	$27,179	$17,042	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	118,785	12	(421,475)	–	–	(421,463)
Realized holding gain on available-for-sales securities	–	–	–	(856,754)	–	(856,754)
Unrealized holding gain on available-for-sales securities	–	–	–	1,009,514	–	1,009,514
Net income for the year	–	–	–	–	268,703	268,703

Balance as of December 31, 2019	2,105,950	$211	$4,534,106	$179,939	$285,745	$5,000,001

	For the year ended December 31, 2018
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	income	deficit)	(deficiency)
Balance as of January 1, 2018	1,000	$–	$1	$–	$(2,387)	$(2,386)

Repurchase of ordinary shares by the Initial Shareholder	(1,000)	–	(1)	–	–	(1)
Issuance of ordinary shares to the Initial Shareholder	1,150,000	115	24,885	–	–	25,000
Sale of units in initial public offering	4,600,000	460	45,999,540	–	–	46,000,000
Offering costs	–	–	(3,773,965)	–	–	(3,773,965)
Proceed from sales of underwriter's unit purchase option	–	–	100	–	–	100
Fair value of underwriter's unit purchase option	–	–	653,400	–	–	653,400
Sale of ordinary shares to the Initial Shareholder in private placement	200,000	20	1,999,980	–	–	2,000,000
Sale of over-allotment units	15,000	2	149,998	–	–	150,000
Ordinary shares subject to possible redemption	(3,977,835)	(398)	(40,098,357)	–	–	(40,098,755)
Unrealized holding gain on available-for-sales securities	–	–	–	27,179	–	27,179
Net loss for the year	–	–	–	–	19,429	19,429

Balance as of December 31, 2018	1,987,165	$199	$4,955,581	$27,179	$17,042	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements.

TOTTENHAM ACQUISITION I LIMITED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flow from operating activities
Net income	$268,703	$19,429
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(856,953)	(343,341)

Change in operating assets and liabilities:
Increase in prepayments	(849)	(46,693)
(Decrease) increase in accrued liabilities	(7,875)	115,233
Increase in amount due to related party	–	50,000

Cash used in operating activities	(596,974)	(205,372)

Cash flows from investing activities
Proceeds deposited in Trust Account	–	(46,000,000)

Net cash used in investing activities	–	(46,000,000)

Cash flows from financing activities
Proceeds from a related party	282,638	–
Proceeds from sale of ordinary shares to related party	–	25,000
Proceeds from public offering, net of expenses	–	46,000,000
Proceeds from private placements to related party	–	2,150,000
Payment of offering costs	–	(1,225,845)

Net cash provided by financing activities	282,638	46,949,155

NET CHANGE IN CASH	(314,336)	743,783

Cash, beginning of period	743,783	–

Cash, end of period	$429,447	$743,783

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on Trust Account	$152,760	$–
Changes in ordinary shares subject to conversion	$421,463	$–
Deferred offering costs and expenses paid by a related party	$162,638	$189,929
Repurchase of ordinary shares from a founder shareholder	$–	$1
Accrued underwriting compensation	$–	$1,840,000
Proceeds deposited in Trust Account by a founder shareholder	$920,000	$–

The accompanying notes are an integral part of the unaudited financial statements.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

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

As of December 31, 2019, the Company had not commenced any operations. All activities through December 31, 2019 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end.

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

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “ Distinguishing Liabilities from Equity .” The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 6, 2020.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2019 and 2018.

Cash and Investments Held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale debt securities are recorded in other comprehensive income. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable debt securities are reported at fair value with changes in fair value recognized in the Company's statements of operations and comprehensive income in the caption of “unrealized gain on available for sale debt securities” in each reporting period.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of December 31, 2019 and 2018, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 3,859,050 and 3,977,835 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Deferred Offering Costs

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2019 and 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and 218, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,298,955	$48,298,955	$–	$–

	December 31, 2018	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,369,458	$46,369,458	$–	$–

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent accounting pronouncements

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the financial position, statements of operations and cash flows.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2019, investment securities in the Company’s Trust Account consisted of $48,298,955 in United States Treasury Bills and $1,278 in cash. As of December 31, 2018, investment securities in the Company’s Trust Account consisted of $46,369,458 in United States Treasury Bills and $1,062 in cash. The Company classifies its United States Treasury securities as available-for-sale debt securities. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2019 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable debt securities on December 31, 2019 and 2018 are as follows:

	Carrying Value as of December 31, 2019	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019

Available-for-sale marketable securities:
U.S. Treasury Securities	$48,119,016	$179,939	$48,298,955

	Carrying Value as of December 31, 2018	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018

Available-for-sale marketable securities:
U.S. Treasury Securities	$46,342,279	$27,179	$46,369,458

NOTE 4 — PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one warrant (the “Public Warrant”) entitling its holder to purchase one-half of one Public Share at a price of $11.50 per whole share, and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company sold to Chardan, for $100, an option to purchase up to 220,000 units exercisable at $11.50 per unit pursuant to the Unit Purchase Option agreement, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement. As of December 31, 2019, no options were exercised.

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

As of December 31, 2019, no options were exercised.

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

Related Party Payables

At December 31, 2019 and 2018, the Company had related party payable to Initial Shareholder in the amount of $389,645 and $107,007, respectively. This payable is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from August 2, 2018, to pay Norwich Investment Limited, its Initial Shareholder, a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s initial business combination or the liquidation of the trust account to public shareholders.

Promissory Note Payable

At December 31, 2019, the Company had unsecured promissory note payable to Norwich Investment Limited in the aggregate principal amount of $920,000. This payable is in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has made available to complete a business combination.

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

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

As of December 31, 2019 and 2018, 2,105,950 and 1,987,165 ordinary shares issued and outstanding excluding 3,859,050 and 3,977,835 shares are subject to possible conversion, respectively.

Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive income (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2018	$–
Other comprehensive income before reclassifications	369,610
Amounts reclassified from AOCI into interest income	(342,431)
Balance as of December 31, 2018	$27,179

Available-for-sale securities
Balance as of January 1, 2019	$27,179
Other comprehensive income before reclassifications	1,009,514
Amounts reclassified from AOCI into interest income	(856,754)
Balance as of December 31, 2019	$179,939

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

NOTE 9 – SUBSEQUENT EVENTS

On January 21, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

The Company may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

