Form 10-Q
period 2020-03-31
Tottenham Acquisition I Ltd
filed 2020-05-14
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 7, 2020, 3,710,386 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

TOTTENHAM ACQUISITION I LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOTTENHAM ACQUISITION I LIMITED

Condensed Balance Sheets

As of March 31, 2020

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$328,905	$429,447
Prepayments	28,527	47,542

Total Current Assets	357,432	476,989
Cash and investments held in trust account	48,934,389	48,300,233

TOTAL ASSETS	$49,291,821	$48,777,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$148,570	$107,358
Promissory note payable to related party	1,380,000	920,000
Amount due to related party	437,962	389,645

Total Current Liabilities	1,966,532	1,417,003
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	3,806,532	3,257,003

Commitments and contingencies
Ordinary shares, subject to conversion: 3,805,756 and 3,859,050 shares (at conversion value of $10.64 and $10.50 per share) as of March 31, 2020 and December 31, 2019, respectively	40,485,288	40,520,218

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,159,244 and 2,105,950 shares issued and outstanding (excluding 3,805,756 and 3,859,050 shares subject to conversion), respectively	216	211
Additional paid-in capital	4,569,031	4,534,106
Accumulated other comprehensive income	156,954	179,939
Retained earnings	273,800	285,745

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,291,821	$48,777,222

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
	2020	2019

Formation, general and administrative expenses	$(209,096)	$(92,663)

Total operating expenses	(209,096)	(92,663)

Other income
Interest income	197,151	17

Loss before income taxes	(11,945)	(92,646)

Income taxes	–	–

NET LOSS	(11,945)	(92,646)

Less: income attributable to ordinary shares subject to conversion	(163,102)	–

Net loss attributable to Tottenham Acquisition I Limited	$(175,047)	$(92,646)

NET LOSS	(11,945)	(92,646)

Other comprehensive income (loss):
Unrealized (loss) gain on available held for sale securities	(22,985)	277,735

COMPREHENSIVE (LOSS) INCOME	$(34,930)	$185,089

Basic and diluted weighted average shares outstanding (1)	2,105,950	1,992,597

Basic and diluted net loss per share	$(0.08)	$(0.05)

(1)	Excludes an aggregate of up to 3,805,756 and 3,859,050 shares subject to conversion at March 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three months ended March 31, 2019
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity
Balance as of January 1, 2019	1,987,165	$199	$4,955,581	$27,179	$17,042	$5,000,001
Change in fair value of ordinary shares subject to possible conversion	5,432	1	(185,090)	–	–	(185,089)
Unrealized holding gain on available-for-sales securities	–	–	–	277,735	–	277,735
Net loss for the period	–	–	–	–	(92,646)	(92,646)
Balance as of March 31, 2019	1,992,597	$200	$4,770,491	$304,914	$(75,604)	$5,000,001

	Three months ended March 31, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity
Balance as of January 1, 2020	2,105,950	$211	$4,534,106	$179,939	$285,745	$5,000,001
Change in fair value of ordinary shares subject to possible conversion	53,294	5	34,925	–	–	34,930
Realized holding gain on available-for-sales securities	–	–	–	(192,983)	–	(192,983)
Unrealized holding gain on available-for-sales securities	–	–	–	169,998	–	169,998
Net loss for the period	–	–	–	–	(11,945)	(11,945)
Balance as of March 31, 2020	2,159,244	$216	$4,569,031	$156,954	$273,800	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flow from operating activities
Net loss	$(11,945)	$(92,646)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(197,141)	–

Change in operating assets and liabilities:
Decrease in prepayments	19,015	20,011
Increase (decrease) in accrued liabilities	42,446	(55,175)
(Decrease) increase in amount due to related party	(1,234)	32,564

Cash used in operating activities	(148,859)	(95,246)

Cash flows from financing activities
Advance from a related party	48,317	–

Net cash provided by financing activities	48,317	–

NET CHANGE IN CASH	(100,542)	(95,246)

Cash, beginning of period	429,447	743,783

Cash, end of period	$328,905	$648,537

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Unrealized (loss) gain on Trust Account	$(22,985)	$277,735
Changes in ordinary shares subject to conversion	$(34,930)	$185,089
Expenses paid by a related party	$18,317	$–
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$460,000	$–

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

As of March 31, 2020, the Company had not commenced any operations. All activities through March 31, 2020 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end.

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

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity .” The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the business combination.

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

Liquidation

If the Company does not complete a business combination within 12 months from the consummation of this offering, it will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a business combination five times (including two times approved by shareholders on April 23, 2020) by an additional three months each time (for a total of up to 27 months to complete a business combination). As of the date of this Report, we have extended four times the period of time to consummate a business combination until August 6, 2020. Pursuant to the terms of the second amended and restated memorandum and articles of association and the amended trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC on April 23, 2020, in order to extend another three months from August 6, 2020 for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, no fewer than ten calendar days prior to August 6, 2020, must deposit into the trust account $316,627.11 ($0.135 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Going concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2020.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

Cash and Investments Held in Trust Account

As of March 31, 2020 and December 31, 2019, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale debt securities are recorded in other comprehensive income (loss). On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable debt securities are reported at fair value with changes in fair value recognized in the Company's statements of operations and comprehensive income (loss) in the caption of “unrealized gain on available for sale debt securities” in each reporting period.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2020 and December 31, 2019, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 3,805,756 and 3,859,050 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2020 and December 31, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,930,000	$48,930,000	$–	$–

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,298,955	$48,298,955	$–	$–

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion as of March 31, 2020 and December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2020, investment securities in the Company’s Trust Account consisted of $48,930,000 in United States Treasury Bills and $4,389 in cash. As of December 31, 2019, investment securities in the Company’s Trust Account consisted of $48,298,955 in United States Treasury Bills and $1,278 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable debt securities are recorded at their estimated fair value on the accompanying March 31, 2020 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of marketable debt securities on March 31, 2020 and December 31, 2019 are as follows:

	Carrying Value as of March 31, 2020 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2020 (unaudited)

Available-for-sale marketable debt securities:
U.S. Treasury Securities	$48,773,046	$156,954	$48,930,000

	Carrying Value as of December 31, 2019 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019 (Audited)

Available-for-sale marketable debt securities:
U.S. Treasury Securities	$48,199,016	$179,939	$48,298,955

NOTE 4 — PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one warrant (the “Public Warrant”) entitling its holder to purchase one-half of one Public Share at a price of $11.50 per whole share, and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company sold to Chardan, for $100, an option to purchase up to 220,000 units exercisable at $11.50 per unit pursuant to the Unit Purchase Option agreement, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement. As of March 31, 2020, no options were exercised.

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

As of March 31, 2020, no options were exercised.

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

Related Party Payables

As of March 31, 2020 and December 31, 2019, the Company had related party payable to Initial Shareholder in the amount of $437,962 and $389,645, respectively. This payable is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from August 2, 2018, to pay Norwich Investment Limited, its Initial Shareholder, a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s initial business combination or the liquidation of the trust account to public shareholders.

Promissory Note Payable

On January 21, 2020, the Company issued a third unsecured promissory note in the aggregate principal amount of $460,000 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The amount is unsecured, interest-free. In the event that a Business Combination does not close prior to August 6, 2020, the note shall be deemed to be terminated and no amounts will thereafter be due from Norwich.

As of March 31, 2020 and December 31, 2019, the Company had unsecured promissory note payable to Norwich Investment Limited in the aggregate principal amount of $1,380,000 and $920,000, respectively. This payable is in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has made available to complete a business combination.

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

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

As of March 31, 2020 and December 31, 2019, 2,159,244 and 2,105,950 ordinary shares issued and outstanding excluding 3,805,756 and 3,859,050 shares are subject to possible conversion, respectively.

Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2020	$179,939
Other comprehensive income before reclassifications	169,998
Amounts reclassified from AOCI into interest income	(192,983)
Balance as of March 31, 2020	$156,954

Available-for-sale securities
Balance as of January 1, 2019	$27,179
Other comprehensive income before reclassifications	277,735
Amounts reclassified from AOCI into interest income	–
Balance as of March 31, 2019	$304,914

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

NOTE 9 – SUBSEQUENT EVENTS

The Company held its Adjourned Annual Meeting on April 23, 2020. At the Adjourned Annual Meeting, shareholders approved the proposals to extend the date by which the Company has to consummate a business combination two times for an additional three months each time from May 6, 2020 to November 6, 2020.

On May 6, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $316,627 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On May 7, 2020, 2,254,614 shares were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

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

As of March 31, 2020, a total of $48,934,389 was held in a trust account established for the benefit of the Company’s public shareholders, which included $46,000,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and subsequent interest income.

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

On April 9, 2020, the Company held its annual meeting of shareholders (the “Annual Meeting”). During the Annual Meeting, shareholders elected all of the five nominees for directors to serve until the next annual meeting of shareholders and also ratified the reappointment of Friedman LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. The Chairman determined, in his discretion during the Annual Meeting, to present an adjournment proposal to the Annual Meeting with respect to the Charter Amendment proposal and the Trust Amendment proposal (defined below) until April 23, 2020 (the “Adjourned Annual Meeting”). The Company then held its Adjourned Annual Meeting on April 23, 2020. At the Adjourned Annual Meeting, shareholders approved the proposals to (i) amend (the “Charter Amendment”) the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination two times for an additional three months each time from May 6, 2020 to November 6, 2020; and (ii) amend (the “Trust Amendment”) the Company’s investment management trust agreement, dated as of August 1, 2018, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the time to complete a business combination two times for an additional three months to November 6, 2020.

On May 6, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $316,627 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On May 7, 2020, 2,254,614 shares were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

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

For the quarter ended March 31, 2020, we had a net loss of $11,945, which consisted of operating expenses offset by interest income from our trust account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel and business trip expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $328,905 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the Business Combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $189,929, which were repaid upon our IPO and not outstanding as of March 31, 2020, and the remaining net proceeds from our IPO and Private Placement.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Going concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

The Private Units are identical to the units sold in the IPO. Our Sponsor, which purchased all of the Private Units, agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by it in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 12 months from the consummation of the IPO (or 27 months, as applicable), unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed Business Combination (or sell any shares they hold to us in a tender offer in connection with a proposed Business Combination) or a vote to amend the provisions of our memorandum and articles of association relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 12 months from the consummation of the IPO (or 27 months, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a Business Combination is not consummated. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our Business Combination.

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

Date: May 14, 2020

