Form 10-Q
period 2020-06-30
Tottenham Acquisition I Ltd
filed 2020-08-03
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

Unit 902, Lucky Building
39-41 Wellington Street, Central, Hong Kong

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

As of July 31, 2020, 3,710,386 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

TOTTENHAM ACQUISITION I LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOTTENHAM ACQUISITION I LIMITED

CONDENSED BALANCE SHEETS

As of June 30, 2020

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$263,093	$429,447
Prepayments	12,996	47,542

Total Current Assets	276,089	476,989
Cash and investments held in trust account	25,276,693	48,300,233

TOTAL ASSETS	$25,552,782	$48,777,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$178,096	$107,358
Promissory note payable to related party	1,696,627	920,000
Amount due to related party	471,337	389,645

Total Current Liabilities	2,346,060	1,417,003
Deferred underwriting compensation	1,389,077	1,840,000

TOTAL LIABILITIES	3,735,137	3,257,003

Commitments and contingencies
Ordinary shares, subject to conversion: 1,560,484 and 3,859,050 shares (at conversion value of $10.78 and $10.50 per share) as of June 30, 2020 and December 31, 2019, respectively	16,817,644	40,520,218

Shareholders’ Equity: Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,149,902 and 2,105,950 shares issued and outstanding (excluding 1,560,484 and 3,859,050 shares subject to conversion), respectively	215	211
Additional paid-in capital	4,699,024	4,534,106
Accumulated other comprehensive income	–	179,939
Retained earnings	300,762	285,745

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,552,782	$48,777,222

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Formation, general and administrative expenses	$(144,252)	$(105,998)	$(353,348)	$(198,661)

Total operating expenses	(144,252)	(105,998)	(353,348)	(198,661)

Other income
Interest income	171,214	335,927	368,365	335,944

Profit before income taxes	26,962	229,929	15,017	137,283

Income taxes	–	–	–	–

NET INCOME	26,962	229,929	15,017	137,283

Less: income attributable to ordinary shares subject to conversion	113,911	289,429	245,077	289,429

Net loss attributable to Tottenham Acquisition I Limited	$(86,949)	$(59,500)	$(230,060)	$(152,146)

NET INCOME	$26,962	$229,929	$15,017	$137,283

Other comprehensive (loss) income:
Changes in unrealized gain on available-for-sale securities	(156,954)	(58,650)	(179,939)	219,085

COMPREHENSIVE (LOSS) INCOME	$(129,992)	$171,279	$(164,922)	$356,368

Basic and diluted weighted average shares outstanding (1)	2,159,244	1,999,278	2,132,597	1,999,278

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.11)	$(0.08)

(1)	Excludes an aggregate of up to 1,560,484 and 3,859,050 shares subject to conversion at June 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended June 30, 2019
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of April 1, 2019	1,992,597	$200	$4,770,491	$304,914	$(75,604)	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	6,681	–	(171,279)	–	–	(171,279)
Realized holding gain on available-for-sales securities	–	–	–	(335,721)	–	(335,721)
Unrealized holding gain on available-for-sales securities	–	–	–	277,071	–	277,071
Net income for the period	–	–	–	–	229,929	229,929

Balance as of June 30, 2019	1,999,278	$200	$4,599,212	$246,264	$154,325	$5,000,001

	Three months ended June 30, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of April 1, 2020	2,159,244	$216	$4,569,031	$156,954	$273,800	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	(9,342)	(1)	129,993	–	–	129,992
Realized holding gain on available-for-sales securities	–	–	–	(171,206)	–	(171,206)
Unrealized holding gain on available-for-sales securities	–	–	–	14,252	–	14,252
Net income for the period	–	–	–	–	26,962	26,962

Balance as of June 30, 2020	2,149,902	$215	$4,699,024	$–	$300,762	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Six months ended June 30, 2019
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2019	1,987,165	$199	$4,955,581	$27,179	$17,042	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	12,113	1	(356,369)	–	–	(356,368)
Realized holding gain on available-for-sales securities	–	–	–	(335,721)	–	(335,721)
Unrealized holding gain on available-for-sales securities	–	–	–	554,806	–	554,806
Net income for the period	–	–	–	–	137,283	137,283

Balance as of June 30, 2019	1,999,278	$200	$4,599,212	$246,264	$154,325	$5,000,001

	Six months ended June 30, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2020	2,105,950	$211	4,534,106	$179,939	$285,745	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	43,952	4	164,918	–	–	164,922
Realized holding gain on available-for-sales securities	–	–	–	(364,189)	–	(364,189)
Unrealized holding gain on available-for-sales securities	–	–	–	184,250	–	184,250
Net income for the period	–	–	–	–	15,017	15,017

Balance as of June 30, 2020	2,149,902	$215	$4,699,024	$–	$300,762	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

TOTTENHAM ACQUISITION I LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flow from operating activities
Net income	$15,017	$137,283
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(368,347)	(335,914)

Change in operating assets and liabilities:
Decrease in prepayments	34,546	40,023
Increase (decrease) in accrued liabilities	70,738	(111,130)

Net cash used in operating activities	(248,046)	(269,738)

Cash flows from financing activities
Advance from a related party	81,692	62,564

Net cash provided by financing activities	81,692	62,564

NET CHANGE IN CASH	(166,354)	(207,174)

Cash, beginning of period	429,447	743,783

Cash, end of period	$263,093	$536,609

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Changes in unrealized gain on Trust Account	$(179,939)	$219,085
Changes in ordinary shares subject to conversion	$164,922	$(356,368)
Decrease in underwriting commission due to share redemption	$450,923	$–
Expenses paid by a related party	$21,692	$62,564
Proceeds from a promissory note deposited in Trust Account by a founder shareholder	$776,627	$–
Cash payout to shareholders directly released from trust account due to share redemption	$23,988,575	$–

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

As of June 30, 2020, the Company had not commenced any operations. All activities through June 30, 2020 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end.

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

On May 7, 2020, 2,254,614 Public Units were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

Trust Account

Upon the closing of the Public Offering and the private placement, $46,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company, LLC acting as trustee. On May 7, 2020, 2,254,614 shares were redeemed by a number of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,574.78 following the annual meeting held on April 23, 2020. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial business combination within the required time period and (ii) the redemption of 100% of the outstanding public shares if the Company has not completed an initial business combination in the required time period. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidation

If the Company does not complete a business combination within 27 months from the consummation of this offering, it will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the second amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the British Virgin Islands Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a business combination five times (including two times approved by shareholders on April 23, 2020) by an additional three months each time (for a total of up to 27 months to complete a business combination). As of the date of this report, we have extended five times the period of time to consummate a business combination until November 6, 2020. In the absence of shareholder approval for a further extension, if we do not complete a business combination by November 6, 2020, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our second amended and restated memorandum and articles of association.

Pursuant to the terms of the first amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the effective date of the Registration Statement, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $0.10 for each public ordinary share that was not redeemed into the trust account for each three-month extension. On April 23, 2020, the shareholders of the Company approved to increase the amount required to be deposited for each three-month extension to $0.135 for each public ordinary share that has not redeemed, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 23, 2019, October 25, 2019, January 21, 2020, May 6, 2020, and July 31, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $460,000, $460,000, $460,000, $316,627, and $316,627, respectively, to Norwich Investment Limited, the Company’s initial public offering sponsor (“Norwich”) in exchange for Norwich depositing such amounts into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 6, 2020. These notes do not bear interest and mature upon closing of a business combination by the Company. In addition, the notes may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 6, 2020.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Investments Held in Trust Account

At June 30, 2020, the assets held in the Trust Account are held in cash and the Morgan Stanley Institutional Liquidity Funds (MSILF) Treasury securities. As of December 31, 2019, the assets held in the Trust Account are held in cash and U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2020 and December 31, 2019, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 1,560,484 and 3,859,050 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. On May 7, 2020, 2,254,614 Public Units were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

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

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 –

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 –

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 –	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2020 and December 31, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
MSILF Treasury Securities held in Trust Account*	$25,276,004	$25,276,004	$–	$–

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,298,955	$48,298,955	$–	$–

*included in cash and investments held in trust account on the Company’s balance sheet.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at June 30, 2020 and December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2020, investment securities in the Company’s Trust Account consisted of $25,276,004 in MSILF Treasury Securities and $689 in cash. As of December 31, 2019, investment securities in the Company’s Trust Account consisted of $48,298,955 in United States Treasury Bills and $1,278 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable debt securities are recorded at their estimated fair value on the accompanying June 30, 2020 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of marketable debt securities on June 30, 2020 and December 31, 2019 are as follows:

	Carrying Value as of June 30, 2020 (unaudited)	Gross Unrealized Holding Gain (unaudited)	Fair Value as of June 30, 2020 (unaudited)

Available-for-sale marketable debt securities:
MSILF Treasury Securities	$25,276,004	$–	$25,276,004

	Carrying Value as of December 31, 2019	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019

Available-for-sale marketable debt securities:
U.S. Treasury Securities	$48,199,016	$179,939	$48,298,955

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 — PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one warrant (the “Public Warrant”) entitling its holder to purchase one-half of one Public Share at a price of $11.50 per whole share, and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company sold to Chardan, for $100, an option to purchase up to 220,000 units exercisable at $11.50 per unit pursuant to the Unit Purchase Option agreement, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement. As of June 30, 2020, no options were exercised.

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

As of June 30, 2020, no options were exercised.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, Norwich subscribed for an aggregate of 1,000 of Ordinary Shares (“Founder Shares”) for an aggregate purchase price of $1, or approximately $0.0001 per share. In February 2018, Norwich subscribed for an aggregate of 1,150,000 of Ordinary Shares for an aggregate purchase price of $25,000, or approximately $0.022 per share. Concurrently, in February 2018, the Company repurchased 1,000 ordinary shares at a consideration of $1 or $0.0001 per share, from its Initial Shareholder.

Related Party Payables

At June 30, 2020 and December 31, 2019, the Company had related party payable to Initial Shareholder in the amount of $471,337 and $389,645, respectively. This payable is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from August 2, 2018, to pay Norwich a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s initial business combination or the liquidation of the trust account to public shareholders.

Promissory Note Payable

At June 30, 2020 and December 31, 2019, the Company had unsecured promissory note payable to Norwich in the aggregate principal amount of $1,696,627 and $920,000, respectively. This payable is in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has made available to complete a business combination. Please refer to Note 1 for detailed information of these promissory notes issued.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

On May 7, 2020, 2,254,614 units (including the same amount of ordinary shares underlying such units) were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

As of June 30, 2020 and December 31, 2019, 2,149,902 and 2,105,950 ordinary shares issued and outstanding excluding 1,560,484 and 3,859,050 shares are subject to possible conversion, respectively.

Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2020	$179,939
Other comprehensive income before reclassifications	169,998
Amounts reclassified from AOCI into interest income	(192,983)
Balance as of March 31, 2020	$156,954

Balance as of April 1, 2020	$156,954
Other comprehensive income before reclassifications	14,252
Amounts reclassified from AOCI into interest income	(171,206)
Balance as of June 30, 2020	$–

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Available-for-sale securities
Balance as of January 1, 2019	$27,179
Other comprehensive income before reclassifications	277,735
Amounts reclassified from AOCI into interest income	–
Balance as of March 31, 2019	$304,914

Balance as of April 1, 2019	$304,914
Other comprehensive income before reclassifications	277,071
Amounts reclassified from AOCI into interest income	(335,721)
Balance as of June 30, 2019	$246,264

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Deferred Underwriting Compensation

As of June 30, 2020 and December 31, 2019, the Company’s deferred underwriter compensation amounted to $1,389,077 and $1,840,000, respectively.

The Company is committed to pay the Deferred Discount of 4.0% of the gross offering proceeds of the Public Offering, to the underwriter upon the Company’s consummation of the business combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a business combination. Pursuant to our agreement with the underwriters, the amount of Deferred Discount payable to Chardan will be reduced by $0.20 (2.0%) for each unit that is redeemed by shareholders in connection with a business combination.

On May 7, 2020, 2,254,614 units were redeemed by part of shareholders. As a result, the deferred underwriting compensation was reduced by $450,923, or $0.20 per unit redeemed.

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

NOTE 9 – SUBSEQUENT EVENTS

On July 31, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $319,627 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

 On April 9, 2020, Tottenham held its annual meeting of shareholders. During the annual meeting, Tottenham’s shareholders elected all of the five nominees for directors to serve until the next annual meeting of shareholders and also ratified the reappointment of Friedman LLP to serve as the its independent registered public accounting firm for the fiscal year ending December 31, 2020. The chairman of the annual meeting, Jason Ma, determined, in his discretion during the Annual Meeting, to present an adjournment proposal to the annual meeting with respect to the Charter Amendment proposal and the Trust Amendment proposal (defined below) until April 23, 2020. Tottenham then held its adjourned annual meeting on April 23, 2020. At the adjourned annual meeting, Tottenham’s shareholders approved the proposals to (i) amend (the “Charter Amendment”) the Tottenham’s first amended and restated memorandum and articles of association to extend the date by which it has to consummate a business combination two times for an additional three months each time from May 6, 2020 to November 6, 2020; and (ii) amend (the “Trust Amendment”) the Company’s investment management trust agreement, dated as of August 1, 2018, by and between Tottenham and Continental Stock Transfer & Trust Company to allow the it to extend the time to complete a business combination two times for an additional three months to November 6, 2020. On May 7, 2020, 2,254,614 shares were redeemed by a number of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,574.78. As a result, the deferred underwriting compensation was reduced by $450,923, or $0.20 per unit redeemed.

As of June 30, 2020, a total of $25,276,004 was held in a trust account established for the benefit of the Company’s public shareholders, which included the shares remaining after redemption and the Private Placements and subsequent interest income.

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

Recent Developments

On July 31, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $316,627 to Norwich in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

For the quarter ended June 30, 2020, we had a net income of $15,017, which consisted of operating expenses offset by interest income from our trust account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel and business trip expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $263,093 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the Business Combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $189,929, which were repaid upon our IPO and not outstanding as of June 30, 2020, and the remaining net proceeds from our IPO and Private Placement.

During this quarter, 2,254,614 units were redeemed by part of shareholders. As a result, the deferred underwriting compensation was reduced by $450,923, or $0.20 per unit redeemed.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor, Norwich Investment Limited, an entity affiliated with Jason Wong, a monthly fee of $10,000 for office space and related services provided to the Company. Also, we have the following contractual commitments:

Deferred Underwriting Compensation

As of June 30, 2020, the Company’s deferred underwriter compensation amounted to $1,389,077.

The Company is committed to pay the Deferred Discount of 4.0% of the gross offering proceeds of the Public Offering, to the underwriter upon the Company’s consummation of the business combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a business combination. Pursuant to our agreement with the underwriters, the amount of Deferred Discount payable to Chardan will be reduced by $0.20 (2.0%) for each unit that is redeemed by shareholders in connection with a business combination.

On May 7, 2020, 2,254,614 units were redeemed by part of shareholders. As a result, the deferred underwriting compensation was reduced by $450,923, or $0.20 per unit redeemed.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2020 and December 31, 2019, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 1,560,484 and 3,859,050 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. On May 7, 2020, 2,254,614 Public Units were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at June 30, 2020 and December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 6, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: August 3, 2020

