Form 10-Q
period 2020-09-30
Tottenham Acquisition I Ltd
filed 2020-11-03
CIK 1731176

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 2, 2020, 3,710,386 ordinary shares of the Company, par value $0.0001 per share, were issued and outstanding.

TOTTENHAM ACQUISITION I LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOTTENHAM ACQUISITION I LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$440,054	$429,447
Prepayments	85,062	47,542

Total Current Assets	525,116	476,989
Cash and investments held in trust account	25,594,307	48,300,233

TOTAL ASSETS	$26,119,423	$48,777,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$180,160	$107,358
Promissory note payable to related party	2,013,255	920,000
Amount due to related party	1,203,373	389,645

Total Current Liabilities	3,396,788	1,417,003
Deferred underwriting compensation	1,389,077	1,840,000

TOTAL LIABILITIES	4,785,865	3,257,003

Commitments and contingencies
Ordinary shares, subject to conversion: 1,496,758 and 3,859,050 shares (at conversion value of $10.91 and $10.50 per share) as of September 30, 2020 and December 31, 2019, respectively	16,333,557	40,520,218

Shareholders’ Equity: Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no share issued	–	–
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,213,628 and 2,105,950 shares issued and outstanding (excluding 1,496,758 and 3,859,050 shares subject to conversion)	221	211
Additional paid-in capital	5,183,105	4,534,106
Accumulated other comprehensive income	–	179,939
(Accumulated deficit) retained earnings	(183,325)	285,745

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,119,423	$48,777,222

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOTTENHAM ACQUISITION I LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Formation, general and administrative expenses	$(485,080)	$(150,031)	$(838,428)	$(348,692)

Total operating expenses	(485,080)	(150,031)	(838,428)	(348,692)

Other income
Interest income	993	271,163	369,358	607,107

(Loss) income before income taxes	(484,087)	121,132	(469,070)	258,415

Income taxes	–	–	–	–

NET (LOSS) INCOME	(484,087)	121,132	(469,070)	258,415

Less: income attributable to ordinary shares subject to conversion	630	230,848	235,698	516,673

Net loss attributable to Tottenham Acquisition I Limited	$(484,717)	$(109,716)	$(704,768)	$(258,258)

NET (LOSS) INCOME	$(484,087)	$121,132	$(469,070)	$258,415

Other comprehensive (loss) income:
Changes in unrealized gain on available-for-sale securities	–	(17,349)	(179,939)	201,736

COMPREHENSIVE (LOSS) INCOME	$(484,087)	$103,783	$(649,009)	$460,151

Basic and diluted weighted average shares outstanding (1)	2,149,902	2,048,677	2,120,708	2,048,677

Basic and diluted net loss per share	$(0.23)	$(0.05)	$(0.33)	$(0.13)

(1)	Excludes an aggregate of up to 1,496,758 and 3,859,050 shares subject to conversion at September 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOTTENHAM ACQUISITION I LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30, 2019
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of July 1, 2019	1,999,278	$200	$4,599,212	$246,264	$154,325	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	43,399	5	(103,788)	–	–	(103,783)
Realized holding gain on available-for-sales securities	–	–	–	(271,148)	–	(271,148)
Unrealized holding gain on available-for-sales securities	–	–	–	253,799	–	253,799
Net income for the period	–	–	–	–	121,132	121,132

Balance as of September 30, 2019	2,048,677	$205	$4,495,424	$228,915	$275,457	$5,000,001

	Three months ended September 30, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of July 1, 2020	2,149,902	$215	$4,699,024	$–	$300,762	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	63,726	6	484,081	–	–	484,087
Realized holding gain on available-for-sales securities	–	–	–	(986)	–	(986)
Unrealized holding gain on available-for-sales securities	–	–	–	986	–	986
Net loss for the period	–	–	–	–	(484,087)	(484,087)

Balance as of September 30, 2020	2,213,628	$221	$5,183,105	$–	$(183,325)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Nine months ended September 30, 2019
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2019	1,987,165	$199	$4,955,581	$27,179	$17,042	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	61,512	6	(460,157)	–	–	(460,151)
Realized holding gain on available-for-sales securities	–	–	–	(606,869)	–	(606,869)
Unrealized holding gain on available-for-sales securities	–	–	–	808,605	–	808,605
Net income for the period	–	–	–	–	258,415	258,415

Balance as of September 30, 2019	2,048,677	$205	$4,495,424	$228,915	$275,457	$5,000,001

	Nine months ended September 30, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of		paid-in	comprehensive	(accumulated	shareholders’
	shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2020	2,105,950	$211	4,534,106	$179,939	$285,745	$5,000,001

Change in fair value of ordinary shares subject to possible conversion	107,678	10	648,999	–	–	649,009
Realized holding gain on available-for-sales securities	–	–	–	(365,175)	–	(365,175)
Unrealized holding gain on available-for-sales securities	–	–	–	185,236	–	185,236
Net loss for the period	–	–	–	–	(469,070)	(469,070)

Balance as of September 30, 2020	2,213,628	$221	$5,183,105	$–	$(183,325)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOTTENHAM ACQUISITION I LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flow from operating activities
Net (loss) income	$(469,070)	$258,415
Adjustments to reconcile net (loss) income to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(369,333)	(607,067)

Change in operating assets and liabilities:
Decrease in prepayments	(37,520)	(16,689)
Increase (decrease) in accrued liabilities	72,802	(101,881)

Net cash used in operating activities	(803,121)	(467,222)

Cash flows from financing activities
Advance from a related party	813,728	171,664

Net cash provided by financing activities	813,728	171,664

NET CHANGE IN CASH	10,607	(295,558)

Cash, beginning of period	429,447	743,783

Cash, end of period	$440,054	$448,225

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Unrealized (loss) gain on Trust Account	$(179,939)	$201,736
Changes in ordinary shares subject to conversion	$107,678	$460,157
Decrease in underwriting commission due to share redemption	$450,923	$–
Expenses paid by a related party	$23,728	$92,564
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$1,093,255	$460,000
Cash payout to shareholders directly released from trust account due to share redemption	$23,988,575	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOTTENHAM ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Tottenham Acquisition I Limited (“Tottenham”, the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on November 13, 2017, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “initial business combination”).

Chelsea Worldwide Inc., (“PubCo”) is a company incorporated on August 12, 2020, under the laws of the State of Delaware for the purpose of effecting the Business Combination and to serve as the publicly traded parent company of Clene Nanomedicine, Inc. (“Clene”) following the Business Combination. PubCo is wholly owned by Tottenham.

Creative Worldwide Inc. (“Merger Sub”, or together with PubCo, “the subsidiaries”) are a company incorporated on August 12, 2020, under the laws of the State of Delaware for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, Clene pursuant to the Acquisition Merger. Merger Sub is wholly owned by Tottenham.

As of September 30, 2020, the Company had not commenced any operations. All activities through September 30, 2020 relate to the Company’s formation, initial public offering (as described below), identifying a target business for an initial business combination, and activities in connection with the potential acquisition of Clene. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Upon the closing of the Public Offering and the private placement, $46,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company, LLC acting as trustee. On May 7, 2020, 2,254,614 shares were redeemed by a number of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575 following the annual meeting held on April 23, 2020. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial business combination within the required time period and (ii) the redemption of 100% of the outstanding public shares if the Company has not completed an initial business combination in the required time period. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

Tottenham has entered into a merger agreement, dated as of September 1, 2020 (the “Merger Agreement”), which provides for a Business Combination between Tottenham and Clene. Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the shareholders of Tottenham, Tottenham will reincorporate to the state of Delaware by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) immediately after the Reincorporation Merger, Merger Sub, a Delaware corporation and wholly owned subsidiary of PubCo, will be merged with and into Clene, resulting in Clene being a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Merger Agreement is by and among Tottenham, PubCo, Merger Sub, Clene, and Fortis Advisors LLC, a Delaware limited liability company as the representative of Clene’s stockholders. The aggregate consideration for the Acquisition Merger is $542,540,558, payable in the form of 54,254,055 newly issued shares of common stock of PubCo (“PubCo Common Stock”) valued at $10.00 per share.

Upon the closing of the Business Combination, the former Tottenham shareholders will receive the consideration specified below and the former Clene stockholders will receive an aggregate of 54,254,055 shares of PubCo Common Stock, among which 2,712,702 shares of PubCo Common Stock are to be issued and held in escrow to satisfy any indemnification obligations incurred under the Merger Agreement. 12,000,000 shares of PubCo Common Stock will be reserved and authorized for issuance under the 2020 Stock Plan upon closing.

Certain Clene’s stockholders may be entitled to receive earn-out shares as follows: (1) 3,333,333 shares of PubCo Common Stock if the volume-weighted average price (VWAP) of the shares of PubCo Common Stock equals or exceeds $15.00 (or any foreign currency equivalent) in any 20 trading-days within a 30 trading-day period (the “Trading Period”) within the three years following the closing of the Business Combination on any securities exchange or securities market on which the shares of PubCo Common Stock are then traded (“Milestone 1”); and (2) 2,500,000 shares of PubCo Common Stock if the VWAP of the shares of PubCo Common Stock equals or exceeds $20.00 (or any foreign currency equivalent) in the Trading Period within the five years following the closing of the Business Combination on any securities exchange or securities market on which the shares of PubCo Common Stock are then traded (“Milestone 2”); and (3) 2,500,000 shares of PubCo Common Stock are to be issued if Clene completes a randomized placebo-controlled study for treatment of COVID-19 which results in a statistically significant finding of clinical efficacy within twelve months of the Closing Date (“Milestone 3”). If Milestone 1 is not achieved but Milestone 2 is achieved, Clene’s stockholders shall receive the shares granted under Milestone 2 as well as those under Milestone 1. In the event that within the five years following the closing of the Business Combination, there is a change of control of the Tottenham and the change of control price meets the Milestone 1 and Millstone 2 share price thresholds described above, such Clene stockholders shall receive the applicable earn-out shares associated with the achievement of Milestone 1 and Milestone 2.

Furthermore, immediately prior to the closing of the Business Combination, Tottenham shall cancel and forfeit an aggregate of 750,000 insider shares collectively owned by the initial shareholders for no additional consideration. The initial shareholders instead may be entitled to receive earn-out shares as follows: (1) 375,000 shares of PubCo Common Stock if Milestone 1 is achieved; and (2) another 375,000 shares of PubCo Common Stock if Milestone 2 is achieved. If Milestone 1 is not achieved but Milestone 2 is achieved, the Sponsor shall receive the shares granted under Milestone 2 as well as those under Milestone 1.

To date, the milestones have not been achieved; accordingly, the earn-out shares are not reflected in the unaudited condensed consolidated financial information.

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

On October 26, 2020, the Company filed a definitive proxy statement which provides that an extraordinary general meeting (“Meeting”) will held on November 6, 2020. The Meeting will be devoted to proposals to amend both the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) and investment management trust agreement, dated as of August 1, 2018, as amended (the “Trust Amendment”), to extend the date by which the Company has to consummate a business combination four (4) times for an additional one month each time from November 6, 2020 to March 6, 2021.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Chelsea Worldwide Inc. (“PubCo”)	A Delaware company Incorporated on August 12, 2020	100% Owned by Tottenham

Creative Worldwide Inc. (“Merger Sub”)	A Delaware company Incorporated on August 12, 2020	100% Owned by PubCo

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

Cash and Investments Held in Trust Account

At September 30, 2020, the assets held in the Trust Account are held in cash and the Morgan Stanley Institutional Liquidity Funds (MSILF) Treasury securities. As of December 31, 2019, the assets held in the Trust Account are held in cash and U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2020 and December 31, 2019, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 1,496,758 and 3,859,050 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. On May 7, 2020, 2,254,614 shares were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2020 and December 31, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
MSILF Treasury Securities held in Trust Account*	$25,594,307	$25,594,307	$–	$–

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,298,955	$48,298,955	$–	$–

*included in cash and investments held in trust account on the Company’s consolidated balance sheet.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at September 30, 2020 and December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2020, investment securities in the Company’s Trust Account consisted of $25,594,307 in MSILF Treasury Securities and $0 in cash. As of December 31, 2019, investment securities in the Company’s Trust Account consisted of $48,298,955 in United States Treasury Bills and $1,278 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable debt securities are recorded at their estimated fair value on the accompanying September 30, 2020 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of marketable debt securities on September 30, 2020 and December 31, 2019 are as follows:

	Carrying Value as of September 30, 2020 (unaudited)	Gross Unrealized Holding Gain (unaudited)	Fair Value as of September 30, 2020 (unaudited)

Available-for-sale marketable debt securities:
MSILF Treasury Securities	$25,594,307	$–	$25,594,307

	Carrying Value as of December 31, 2019	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019

Available-for-sale marketable debt securities:
U.S. Treasury Securities	$48,199,016	$179,939	$48,298,955

NOTE 4 – PUBLIC OFFERING

On August 6, 2018, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one warrant (the “Public Warrant”) entitling its holder to purchase one-half of one Public Share at a price of $11.50 per whole share, and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company sold to Chardan, for $100, an option to purchase up to 220,000 units exercisable at $11.50 per unit pursuant to the Unit Purchase Option agreement, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement. As of September 30, 2020, no options were exercised.

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

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $1,840,000 (the “Deferred Discount”) of 4.0% of the gross offering proceeds payable upon the Company’s completion of the business combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its business combination. In the event that the Company does not close the business combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. In addition, pursuant to the agreement with the underwriters, the amount of Deferred Discount payable to Chardan will be reduced by $0.20 (2.0%) for each unit that is redeemed by shareholders in connection with a business combination.

On August 6, 2018, Chardan Capital Markets, LLC acquired an option to purchase up to a total of 220,000 units at $11.50 per unit for $100.

As of September 30, 2020, no options were exercised.

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

Related Party Payables

At September 30, 2020 and December 31, 2019, the Company had related party payable to Initial Shareholder in the amount of $1,203,373 and $389,645, respectively. This payable is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from August 2, 2018, to pay Norwich a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s initial business combination or the liquidation of the trust account to public shareholders.

Promissory Note Payable

At September 30, 2020 and December 31, 2019, the Company had unsecured promissory note payable to Norwich in the aggregate principal amount of $2,013,255 and $920,000, respectively. This payable is in exchange for Norwich depositing such amount into the Company’s trust account in order to extend the amount of time it has made available to complete a business combination. Please refer to Note 1 for detailed information of these promissory notes issued.

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

As of September 30, 2020 and December 31, 2019, 2,213,628 and 2,105,950 ordinary shares issued and outstanding excluding 1,496,758 and 3,859,050 shares are subject to possible conversion, respectively.

Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2020	$179,939
Other comprehensive income before reclassifications	169,998
Amounts reclassified from AOCI into interest income	(192,983)
Balance as of March 31, 2020	$156,954

Balance as of April 1, 2020	$156,954
Other comprehensive income before reclassifications	14,252
Amounts reclassified from AOCI into interest income	(171,206)
Balance as of June 30, 2020	$–

Balance as of July 1, 2020	$–
Other comprehensive income before reclassifications	986
Amounts reclassified from AOCI into interest income	(986)
Balance as of September 30, 2020	$–

Available-for-sale securities
Balance as of January 1, 2019	$27,179
Other comprehensive income before reclassifications	277,735
Amounts reclassified from AOCI into interest income	–
Balance as of March 31, 2019	$304,914

Balance as of April 1, 2019	$304,914
Other comprehensive income before reclassifications	277,071
Amounts reclassified from AOCI into interest income	(335,721)
Balance as of June 30, 2019	$246,264

Balance as of July 1, 2019	$246,264
Other comprehensive income before reclassifications	253,799
Amounts reclassified from AOCI into interest income	(271,148)
Balance as of September 30, 2019	$228,915

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Deferred Underwriting Compensation

As of September 30, 2020 and December 31, 2019, the Company’s deferred underwriter compensation amounted to $1,389,077 and $1,840,000, respectively.

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

On May 7, 2020, 2,254,614 shares were redeemed by part of shareholders. As a result, the deferred underwriting compensation was reduced by $450,923, or $0.20 per unit redeemed.

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

Financial Advisory Fees

The Company entered into a financial advisory agreement with Chardan on February 10, 2020, according to which Chardan is engaged to provide the Company financial advisory services in connection with the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analysis and investor relations. As Clene was not introduced to Tottenham by Chardan, in the event a Business Combination is consummated and subject to the financial advisory agreement, Tottenham will only be obligated to pay Chardan a fee of $1 million at the closing in cash. Additionally, in the event the Business Combination is consummated involving a Chardan introduced party as investor that is not a holder of Tottenham’s securities before February 10, 2020, the post-closing company will pay to Chardan a financing fee in cash equal to five percent (5%) of the aggregate sale price of Tottenham’s or PubCo’s securities to such investor.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through November 3, 2020 the Company issued the financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “Tottenham,” “we”, “us”, “our” or the “Company” are to Tottenham Acquisition I Limited, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Recent Developments

On September 1, 2020, Tottenham, Chelsea Worldwide Inc., a Delaware corporation and a wholly-owned subsidiary of Tottenham (“Purchaser”), Creative Worldwide Inc., a Delaware corporation and a wholly owned subsidiary of Purchaser (“Merger Sub,” together with Tottenham, Purchaser, the “Purchaser Parties”), Clene Nanomedicine, Inc., a Delaware corporation (“Clene”), and Fortis Advisors LLC, a Delaware limited liability company as the representative of the Clene’s shareholders, entered into a Merger Agreement (the “Agreement”). Pursuant to the Agreement, we will merge with and into the Purchaser, resulting in all our shareholders becoming stockholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into Clene, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Clene (the “Acquisition Merger”). See Note 1  to Item 1 above for a description of the Agreement and the transactions contemplated thereby.

On October 26, 2020, the Company filed a definitive proxy statement which provides that an extraordinary general meeting (“Meeting”) will held on November 6, 2020. The Meeting will be devoted to proposals to amend both the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) and investment management trust agreement, dated as of August 1, 2018, as amended (the “Trust Amendment”), to extend the date by which the Company has to consummate a business combination four (4) times for an additional one month each time from November 6, 2020 to March 6, 2021. If the Charter Amendment and the Trust Amendment are not approved and we do not consummate an initial business combination by November 6, 2020 (assuming we have extended the time we have to complete a business combination to such date under our current memorandum and articles of association and subject to the requirements of law), we will be required to dissolve and liquidate our trust account by returning the then remaining funds in such account to the public shareholders and our warrants to purchase ordinary shares will expire worthless.

Overview

We were formed on November 13, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region.  We intend to utilize cash derived from the proceeds of our initial public offering in effecting our Business Combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a Business Combination. All activities through September 30, 2020 relate to the Company’s formation, initial public offering (as described below), identifying a target business for an initial business combination, and activities in connection with the potential acquisition of Clene. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

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

As of September 30, 2020, a total of $25,594,307 was held in a trust account established for the benefit of the Company’s public shareholders, which included the shares remaining after redemption and the Private Placements and subsequent interest income.

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

For the quarter ended September 30, 2020, we had a net loss of $484,087, which consisted of operating expenses offset by interest income from our trust account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel and business trip expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $440,054 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the Business Combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $1,203,373 and the promissory notes of $2,013,255 from our Sponsor.

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

Deferred Underwriting Compensation

As of September 30, 2020, the Company’s deferred underwriter compensation amounted to $1,389,077.

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

On May 7, 2020, 2,254,614 shares were redeemed by part of shareholders. As a result, the deferred underwriting compensation was reduced by $450,923, or $0.20 per unit redeemed.

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

Financial Advisory Fees

We entered into a financial advisory agreement with Chardan on February 10, 2020, according to which Chardan is engaged to provide us financial advisory services in connection with the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analysis and investor relations. As Clene was not introduced to Tottenham by Chardan, in the event a Business Combination is consummated and subject to the financial advisory agreement, Tottenham will only be obligated to pay Chardan a fee of $1 million at the closing in cash. Additionally, in the event the Business Combination is consummated involving a Chardan introduced party as investor that is not a holder of Tottenham’s securities before February 10, 2020, the post-closing company will pay to Chardan a financing fee in cash equal to five percent (5%) of the aggregate sale price of Tottenham’s or PubCo’s securities to such investor.

Significant Accounting Policies

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2020 and December 31, 2019, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 1,496,758 and 3,859,050 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. On May 7, 2020, 2,254,614 shares were redeemed by part of shareholders at a price of approximately $10.64 per share, in an aggregate principal amount of $23,988,575.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at September 30, 2020 and December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 220,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on From 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Item 6. Exhibits

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

Date: November 3, 2020

